Form 10-K
period 2014-12-31
Ford Credit Auto Lease Trust 2014-A
filed 2015-03-19
CIK 1602774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number of issuing entity:   333-173928-09

Commission File Number of depositor:   333-173928

Ford Credit Auto Lease Trust 2014-A

(Exact name of issuing entity as specified in its charter)

Ford Credit Auto Lease Two LLC

(Exact name of depositor as specified in its charter)

Ford Motor Credit Company LLC

(Exact name of sponsor as specified in its charter)

Delaware	46-7327187
(State or Other Jurisdiction of Incorporation of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

c/o U.S. Bank Trust National Association 300 Delaware Ave., 9th Floor Wilmington, Delaware	19801
(Address of Principal Executive Offices of issuing entity)	(Zip Code)

(302) 576-3700

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or-non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.                                  Business

Item 1A.                         Risk Factors

Item 2.                                  Properties

Item 3.                                  Legal Proceedings

Item 1B.                         Unresolved Staff Comments.

Nothing to report.

Item 4.         Mine Safety Disclosures

Not applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB.  Significant Obligors of Pool Assets (Financial Information).

Nothing to report.

Item 1114(b)(2) of Regulation AB.  Credit Enhancement and Other Support, except for Certain Derivatives Instruments (Financial Information).

Nothing to report.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Nothing to report.

Item 1117 of Regulation AB.  Legal Proceedings.

Nothing to report.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.                                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.                                  Selected Financial Data

Item 7.                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.                         Quantitative and Qualitative Disclosures About Market Risk

Item 8.                                  Financial Statements and Supplementary Data

Item 9.                                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.                         Controls and Procedures

Item 9B.                         Other Information.

Nothing to report.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.  Directors, Executive Officers and Corporate Governance.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 14.  Principal Accountant Fees and Services

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB.  Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Lease Trust 2014-A (the “Trust”).  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2014 and for the period from March 1, 2014 through December 31, 2014, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K.  None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

Item 1123 of Regulation AB.  Servicing Compliance Statement.

Ford Credit has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust.  Ford Credit has provided a statement of compliance for the reporting period, signed by an authorized officer and such compliance statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement and Schedules.

(a)                                 List of Documents Filed as Part of this Report

(1)                                 Not applicable.

(2)                                 Not applicable.

(3)                                 See Item 15(b) below.

(b)                                 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
3.1

Certificate of Formation of Ford Credit Auto Lease Two LLC (“FCAL Two”) (included in Exhibit 3.1 to the Registration Statement No. 333-173928, as filed with the Securities and Exchange Commission (the “Commission”) on March 15, 2012, which is incorporated herein by reference).

3.2

Amended and Restated Limited Liability Company Agreement of FCAL Two (included in Exhibit 3.2 to the Registration Statement No. 333-173928, as filed with the Commission on March 15, 2012 which is incorporated herein by reference).

3.3

Amended and Restated Certificate of Formation of CAB East LLC (included in Exhibit 3.3 to the Registration Statement No. 333-173928, as filed with the Commission on March 15, 2012, which is incorporated herein by reference).

3.4

Amended and Restated Limited Liability Company Agreement of CAB East LLC (included in Exhibit 3.4 to the Registration Statement No. 333-173928, as filed with the Commission on March 15, 2012, which is incorporated herein by reference).

3.5

Amended and Restated Certificate of Formation of CAB West LLC (included in Exhibit 3.5 to the Registration Statement No. 333-173928, as filed with the Commission on March 15, 2012, which is incorporated herein by reference).

3.6

Amended and Restated Limited Liability Company Agreement of CAB West LLC (included in Exhibit 3.6 to the Registration Statement No. 333-173928, as filed with the Commission on March 15, 2012, which is incorporated herein by reference).

4.1

Indenture, dated as of March 1, 2014, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference).

4.2

Amended and Restated Trust Agreement, dated as of March 1, 2014 between FCAL Two and U.S. Bank Trust National Association (“US Bank”), as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference).

4.3

Amended and Restated Credit and Security Agreement, dated as of December 1, 2006, among CAB East LLC, CAB West LLC and FCALM, LLC, (collectively, the “Titling Companies”), US Bank, HTD Leasing LLC, (“HTD”) and Ford Credit (included in Exhibit 4.3 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

4.4

2014-A Exchange Note Supplement, dated as of March 1, 2014, to the Amended and Restated Credit and Security Agreement dated as of December 1, 2006, among the Titling Companies, US Bank, HTD and Ford Credit, (included in Exhibit 4.4 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference).

10.1

First-Tier Sale Agreement between Ford Credit and FCAL Two, dated as of March 1, 2014 (included in Exhibit 10.2 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference).

10.2

Second-Tier Sale Agreement between FCAL Two and the Trust dated as of March 1, 2014 (included in Exhibit 10.3 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference).

10.3

Amended and Restated Servicing Agreement dated as of December 1, 2006 among CAB East Holdings, LLC, CAB West Holdings, LLC, FCALM Holdings, LLC (collectively, the “Holding Companies”), Ford Credit and HTD (included in Exhibit 10.4 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference.

10.4

Servicing Supplement, dated as of March 1, 2014, to Amended and Restated Servicing Agreement dated as of December 1, 2006 among Ford Credit, CAB East Holdings, LLC, CAB West Holdings Corporation, FCALM Holdings Corporation and HTD (included in Exhibit 10.5 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference.

31.1	Certification of Ford Credit pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Ford Credit.

33.2	Report on Assessment of Compliance with Servicing Criteria for BNYM

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Ford Credit.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to BNYM.

35.1	Servicer Compliance Statement of Ford Credit.

99.1

Administration Agreement, dated as of March 1, 2014, among the Trust, Ford Credit, and BNYM (included in Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission March 27, 2014, which is incorporated herein by reference).

99.2

Amended and Restated Administration Agreement, dated as of December 1, 2006, between Ford Credit and US Bank (included in Exhibit 99.2 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

99.3

Intercreditor Agreement dated as of November 1, 2004 among Ford Credit, the Titling Companies, Ford Credit Titling Trust, the Holding Companies, FCTT Holdings, LLC, US Bank, Ford Credit Auto Lease Trust 2004-A, and JPMorgan Chase Bank, N.A., (included in Exhibit 99.3 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

99.4

Account Control Agreement, dated as of March 1, 2014, between BNYM and the Trust (included in Exhibit 99.4 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference).

99.5

Titling Company Account Control Agreement, dated as of March 1, 2014, between BNYM and the Titling Companies (included in Exhibit 99.5 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference).

(c)                                  Not applicable.

SUPPLEMENTAL INFORMATION TO BE FURNISHED

WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF

THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ford Credit Auto Lease Trust 2014-A
(Issuing entity)

By:	Ford Motor Credit Company LLC
(Servicer)

	By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Vice President and Assistant Treasurer
(senior officer of Servicer in charge of servicing function)

Dated: March 19, 2015

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Formation of FCAL Two (included in Exhibit 3.1 to the Registration Statement No. 333-173928, as filed with the Commission on March 15, 2012, which is incorporated herein by reference).

3.2

Amended and Restated Limited Liability Company Agreement of FCAL Two (included in Exhibit 3.2 to the Registration Statement No. 333-173928, as filed with the Commission on March 15, 2012 which is incorporated herein by reference).

3.3

Amended and Restated Certificate of Formation of CAB East LLC (included in Exhibit 3.3 to the Registration Statement No. 333-173928, as filed with the Commission on March 15, 2012, which is incorporated herein by reference).

3.4

Amended and Restated Limited Liability Company Agreement of CAB East LLC (included in Exhibit 3.4 to the Registration Statement No. 333-173928, as filed with the Commission on March 15, 2012, which is incorporated herein by reference).

3.5

Amended and Restated Certificate of Formation of CAB West LLC (included in Exhibit 3.5 to the Registration Statement No. 333-173928, as filed with the Commission on March 15, 2012, which is incorporated herein by reference).

3.6

Amended and Restated Limited Liability Company Agreement of CAB West LLC (included in Exhibit 3.6 to the Registration Statement No. 333-173928, as filed with the Commission on March 15, 2012, which is incorporated herein by reference).

4.1

Indenture, dated as of March 1, 2014, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference).

4.2

Amended and Restated Trust Agreement, dated as of March 1, 2014 between FCAL Two and US Bank, as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference).

4.3

Amended and Restated Credit and Security Agreement, dated as of December 1, 2006, among the Titling Companies, US Bank, HTD and Ford Credit (included in Exhibit 4.3 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

4.4

2014-A Exchange Note Supplement, dated as of March 1, 2014, to the Amended and Restated Credit and Security Agreement dated as of December 1, 2006, among the Titling Companies, US Bank, HTD and Ford Credit, (included in Exhibit 4.4 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference).

10.1

First-Tier Sale Agreement between Ford Credit and FCAL Two, dated as of March 1, 2014 (included in Exhibit 10.2 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference).

10.2

Second-Tier Sale Agreement between FCAL Two and the Trust dated as of March 1, 2014 (included in Exhibit 10.3 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference).

10.3

Amended and Restated Servicing Agreement dated as of December 1, 2006 among Ford Credit, the Holding Companies and HTD (included in Exhibit 10.4 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference.

10.4

Servicing Supplement, dated as of March 1, 2014, to Amended and Restated Servicing Agreement dated as of December 1, 2006 among Ford Credit, CAB East Holdings, LLC, CAB West Holdings Corporation, FCALM Holdings Corporation and HTD (included in Exhibit 10.5 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference.

31.1	Certification of Ford Credit pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Ford Credit.

33.2	Report on Assessment of Compliance with Servicing Criteria for BNYM

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Ford Credit.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to BNYM.

35.1	Servicer Compliance Statement of Ford Credit.

99.1

Administration Agreement, dated as of March 1, 2014, among the Trust, Ford Credit, and BNYM (included in Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission March 27, 2014, which is incorporated herein by reference).

99.2

Amended and Restated Administration Agreement, dated as of December 1, 2006, between Ford Credit and US Bank (included in Exhibit 99.2 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

99.3

Intercreditor Agreement dated as of November 1, 2004 among Ford Credit, the Titling Companies, Ford Credit Titling Trust, the Holding Companies, FCTT Holdings, LLC, US Bank, Ford Credit Auto Lease Trust 2004-A, and JPMorgan Chase Bank, N.A., (included in Exhibit 99.3 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

99.4

Account Control Agreement, dated as of March 1, 2014, between BNYM and the Trust (included in Exhibit 99.4 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference).

99.5

Titling Company Account Control Agreement, dated as of March 1, 2014, between BNYM and the Titling Companies (included in Exhibit 99.5 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference).