Form 10-K
period 2015-12-31
Ford Credit Auto Lease Trust 2014-A
filed 2016-03-23
CIK 1602774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Ford Credit Auto Lease Trust 2014-A

(Exact name of issuing entity as specified in its charter)

Commission File Number:   333-173928-09

Central Index Key Number: 0001602774

Ford Credit Auto Lease Two LLC

(Exact name of depositor as specified in its charter)

Commission File Number:   333-173928

Central Index Key Number: 0001519881

Ford Motor Credit Company LLC

(Exact name of sponsor as specified in its charter)

Central Index Key Number: 0000038009

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
Smaller reporting company☐

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Lease Trust 2014-A (the “Trust”).  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2015 and for the period from January 1, 2015 through December 31, 2015, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K.  None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

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

3.2

Second Amended and Restated Limited Liability Company Agreement of FCAL Two (included in Exhibit 3.2 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016 which is incorporated herein by reference).

3.3

Amended and Restated Certificate of Formation of CAB East LLC (included in Exhibit 3.3 to the Registration Statement No. 333-173928, as filed with the Commission on March 15, 2012, which is incorporated herein by reference).

3.4

Second Amended and Restated Limited Liability Company Agreement of CAB East LLC (included in Exhibit 3.4 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).

3.5

Amended and Restated Certificate of Formation of CAB West LLC (included in Exhibit 3.5 to the Registration Statement No. 333-173928, as filed with the Commission on March 15, 2012, which is incorporated herein by reference).

3.6

Second Amended and Restated Limited Liability Company Agreement of CAB West LLC (included in Exhibit 3.6 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).

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

4.3

Second Amended and Restated Credit and Security Agreement, dated as of December 1, 2015, among CAB East LLC and CAB West LLC (together, the “Titling Companies”), US Bank, HTD Leasing LLC, (“HTD”) and Ford Credit (included in Exhibit 4.2 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).

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

10.3

Second Amended and Restated Servicing Agreement dated as of December 1, 2015 among the Titling Companies, Ford Credit and HTD (included in Exhibit 10.4 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference.

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

99.2

Second Amended and Restated Administration Agreement, dated as of December 1, 2015, among Ford Credit, HTD, and US Bank (included in Exhibit 10.6 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).

99.3

Account Control Agreement, dated as of March 1, 2014, between BNYM and the Trust (included in Exhibit 99.4 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference).

99.4

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

Dated: March 23, 2016

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Formation of FCAL Two (included in Exhibit 3.1 to the Registration Statement No. 333-173928, as filed with the Commission on March 15, 2012, which is incorporated herein by reference).

3.2

Second Amended and Restated Limited Liability Company Agreement of FCAL Two (included in Exhibit 3.2 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016 which is incorporated herein by reference).

3.3

Amended and Restated Certificate of Formation of CAB East LLC (included in Exhibit 3.3 to the Registration Statement No. 333-173928, as filed with the Commission on March 15, 2012, which is incorporated herein by reference).

3.4

Second Amended and Restated Limited Liability Company Agreement of CAB East LLC (included in Exhibit 3.4 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).

3.5

Amended and Restated Certificate of Formation of CAB West LLC (included in Exhibit 3.5 to the Registration Statement No. 333-173928, as filed with the Commission on March 15, 2012, which is incorporated herein by reference).

3.6

Second Amended and Restated Limited Liability Company Agreement of CAB West LLC (included in Exhibit 3.6 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).

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

4.3

Second Amended and Restated Credit and Security Agreement, dated as of December 1, 2015, among the Titling Companies, US Bank, HTD and Ford Credit (included in Exhibit 4.2 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).

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

10.3

Second Amended and Restated Servicing Agreement dated as of December 1, 2015 among the Titling Companies, Ford Credit and HTD (included in Exhibit 10.4 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference.

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

99.2

Second Amended and Restated Administration Agreement, dated as of December 1, 2015, among Ford Credit, HTD, and US Bank (included in Exhibit 10.6 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).

99.3

Account Control Agreement, dated as of March 1, 2014, between BNYM and the Trust (included in Exhibit 99.4 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference).

99.4

Titling Company Account Control Agreement, dated as of March 1, 2014, between BNYM and the Titling Companies (included in Exhibit 99.5 to the Trust’s Form 8-K, as filed with the Commission on March 27, 2014, which is incorporated herein by reference).